Form 10-Q
period 2010-09-30
China Highlands Ltd
filed 2010-11-22
CIK 1499321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-54100

CHINA HIGHLANDS LIMITED

 (Exact name of registrant as specified in its charter)

British Virgin Islands

none

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

4519 Admiralty Way, Suite A, Marina del Rey, California

90292

(address of principal executive offices)

(Zip Code)

Registrant’s telephone number: (310) 482-6940

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were  400,000 shares of common stock issued and outstanding as of November 19, 2010.

CHINA HIGHLANDS LIMITED

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2010

PART I – FINANCIAL INFORMATION	Page(s)
Item 1. Financial Statements
Balance Sheets as of September 30, 2010	F-2

Statements of Operations for the three month period ended September 30, 2010, for the period from June 11, 2010 (inception) to June 30, 2010 and the cumulative period from June 11, 2010 (inception) to September 30, 2010

F-3

Statements of Cash Flows for the three month period ended September 30, 2010, for the period from June 11, 2010 (inception) to June 30, 2010 and the cumulative period from June 11, 2010 (inception) to September 30, 2010

F-4

Notes to the Unaudited Financial Statements	F5-6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1.

     Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.        Defaults Upon Senior Securities

Item 4.        Removed and Reserved

Item 5.        Other Information

Item 6.

     Exhibits

Signatures

CHINA HIGHLANDS LIMITED
(A Development Stage Enterprise)
Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current assets
Cash	$3,945	$3,945
Total current assets	3,945	3,945

Total assets	$3,945	$3,945

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable:
Accrued Accounting Expense	$250	$-

Total Accounts Payable:	250	0

Total liabilities (All Current)	$250	$0

Stockholders' (Deficit) Equity
Preferred Stock: no par value, 100,000,000 shares authorized; none issued and outstanding as of Sept. 30, 2010
Common Stock: no par value, 1,000,000,000 shares authorized, 400,000 shares issued and outstanding as of Sept. 30, 2010	$6,000	$6,000
Deficit accumulated during the development stage	(2,305)	(2,055)
Total stockholders' (deficit) equity	3,695	3,945

Total liabilities and stockholders' (deficit) equity	$3,945	$3,945

See accompanying notes to financial statements

F-2

CHINA HIGHLANDS LIMITED
(A Development Stage Enterprise)
Statements of Operations

	Three Months Ended September 30, 2010	For the Period from Inception on June 11, 2010 to June 30, 2010	For the Period from Inception on June 11, 2010 to September 30, 2010
	(Unaudited)
Revenue	$-	$-	$-

Expenses
General and administrative	-	2,055	2,055
Professional fees	250	-	250
Total expenses	250	2,055	2,305

Net loss	$(250)	$(2,055)	$(2,305)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	400,000	400,000	400,000

See accompanying notes to financial statements

F-3

CHINA HIGHLANDS LIMITED
(A Development Stage Enterprise)
Statements of Cash Flows
	Three Months Ended September 30, 2010	For the Period from June 11, 2010 (Inception) to June 30, 2010	For the Period from Inception on June 11, 2010 to September 30, 2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(250)	$(2,055)	$(2,305)
Adjustments to reconcile net loss to net
cash used by operating activities
Changes in operating assets and liabilities:
accrued expenses	250	-	250
Net cash used in operating activities	-	(2,055)	(2,055)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	6,000	6,000
Net cash provided by financing activities	-	6,000	6,000

Net change in cash	-	3,945	3,945

Cash at beginning of period	3,945	-	-

Cash at end of period	$3,945	$3,945	$3,945

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements
F-4

China Highlands Limited

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2010 are not necessarily indicative of the results of operations for the full year.

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was organized in the British Virgin Islands on June 11, 2010 under the same name. The Company is a development stage Company.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".  The fiscal year end is June 30.

The Company filed a Form 10 registration statement on August 30, 2010 with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934.  The registration statement has not been declared effective as of November 15, 2010.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2010 is not necessarily indicative of the operating results for the full years.

China Highlands Limited

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of China Highlands Limited (the Company), a Company organized in the British Virgin Islands (A Development Stage Company) (The Company) is presented to assist in understanding The Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

NOTE 3 – GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another Company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDER’S EQUITY – COMMON AND PREFERRED STOCK

The authorized common stock of the Company consists of 1,000,000,000 shares with no par value and the authorized preferred stock of the Company consists of 100,000,000 shares with no par value.  On June 11, 2010, the Company authorized the issuance of 400,000 shares of its no par value common stock at $0.015 per share in consideration of $6,000 in cash.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Highlands Limited (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was organized in the British Virgin Islands on June 11, 2010 under the name China Highlands Limited.  The Company is a development stage Company.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".   The fiscal year end is June 30. The Company filed a Form 10 registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934 on August 30, 2010.  The registration statement has not yet cleared comments with the SEC as of November 19, 2010.

The Company maintains its principal executive office at 4519 Admiralty Way, Suite A, Marina del Rey, California  90292.   Since inception, The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

 The Company is currently considered to be a “blank check” Company. The SEC defines those companies as "any development stage Company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified Company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell Company,” defined in Rule 12b-2 under the Exchange Act as a Company with no or nominal assets (other than cash) and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target Company or business seeking the perceived advantages of being a publicly held corporation. The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire.  The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry.  The Company's plans are in the conceptual stage only. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

 The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchanfif Filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing Company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a Company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management.  In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

Liquidity and Capital Resources

 As of September 30, 2010, the Company had assets equal to $3,945 comprised exclusively of cash.  This compares with assets of $3,945, comprised exclusively of cash, as of June 30, 2010.   The Company’s current liabilities as of September 30, 2010 totaled $250, comprised exclusively of monies due to a service provider. This compares to the Company’s current liabilities equal to $0, as of June 30, 2010.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2010		For the Period June 11, 2010 (Inception) to June 30, 2010	Cumulative from June 11, 2010 (Inception) to September 30, 2010
Net Cash (Used in) Operating Activities		$-	$(2,055)	$(2,055))
Net Cash (Used in) Investing Activities		$-	$-	$-
Net Cash Provided by Financing Activities		$-	$6,000	$6,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$		$3,945	$3,945

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from June 11, 2010 (Inception) through September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three ended September 30, 2010, the Company had a net loss of $250, comprised of accounting and rent fees incurred.

For the period from June 11, 2010 (Inception) to June 30, 2010 the Company had a loss of $2,055.  For the cumulative period from June 11, 2010 (Inception) to September 30, 2010, the Company had a net loss of $2,305, comprised exclusively of legal, accounting, audit, legal and other professional service fees incurred in relation to the formation of the Company, and the filing of the Company’s Registration Statement on Form 10 on August 30, 2010.

Off-Balance Sheet Arrangements

 The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

 There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

 To the best knowledge of the officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2010 the Company issued 400,000 shares of common stock on incorporation to Millennium Group, Inc., a corporation controlled by the brother of the Company's officer and director, for cash of $6,000.  This transaction is exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof covering transactions not involving any public offering or involving no “offer” or “sale.”  No underwriter was involved.  The proceeds have been used to pay for the formation of the Company and initial audit, legal, and administrative costs.

Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

None

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HIGHLANDS LIMITED

Dated: November 19, 2010	By:	/s/ Jeremy Mork
Jeremy Mork
President and Director
Principal Financial and Accounting Officer and duly authorized officer