Form 10-Q/A
period 2010-12-31
China Highlands Ltd
filed 2011-04-25
CIK 1499321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A (amendment no. 2)

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

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2010 and the

Period of June 11, 2010 (Inception) to December 31, 2010

Description of Business

The Company was organized in the British Virgin Islands on June 11, 2010 under the name China Highlands Limited.  The Company is a development stage Company.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".   The fiscal year end is June 30. The Company filed a Form 10 registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934 on August 30, 2010.  The registration statement was declared effective by operation of law on October 29, 2010.

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	Filing Exchange Act reports, and

(ii)	Investigating, Analyzing and Consummating an acquisition.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures and the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO"). Based upon on those evaluations, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures and our internal control over financial reporting were effective.

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

CHINA HIGHLANDS LIMITED

Dated: April 25, 2011	By:	/s/ Jeremy Mork
Jeremy Mork
President and Director
Principal Executive Officer