Form 10-K
period 2011-06-30
China Highlands Ltd
filed 2011-09-29
CIK 1499321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission  file number 0-54100

CHINA HIGHLANDS LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands

None

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

4519 Admiralty Way, Marina del Rey, California

90292

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code: (310) 482-6940

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES       NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES            NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           YES            NO   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    __

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ X  ]    No  [    ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010 was not determinable since the common stock has never traded. There are no shares held by non-affiliates.

The number of shares outstanding of the issuer's classes of Common Stock as of  June 30, 2011

 400,000 shares

DOCUMENTS INCORPORATED BY REFERENCE - NONE

PART I

Item 1. BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. China Highlands Limited expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

China Highlands Limited, a British Virgin Islands corporation (the “Company”) was incorporated on June 11, 2010.  The Company has no operating history other than organizational matters, and was formed specifically to be a reporting  "shell” company without any operating history and for the purpose of either merging with or acquiring an operating company with operating history and assets.  The United States Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."  Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company” because we have no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.   Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The executive offices of the Company are located at 4519 Admiralty Way, Suite A, Marina del Rey, California  90292.  Its telephone number is (310) 482-6940.

Plan of Operation - General

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities.  At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation.  No member of Management or promoter of the Company has had any material discussions with any business with respect to acquisition by the Company.  Although the Company's Common Stock is currently not freely tradable, it can eventually become so under exemptions such as Rule 144 promulgated under the Securities Act of 1933.  See “Description of Securities.”  The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.  However, the majority of reverse merger transactions are currently taking place with private entities based in the People's Republic of China, and management expects that most of the reverse merger opportunities presented to the Company will likely involve Chinese companies.  See "Risk Factors" for disclosure regarding special risks associated with an acquisition of a Chinese entity.

The discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

Contemporaneous with an acquisition or afterwards, the Company may obtain funds in one or more private placements to finance the operation and growth of any acquired business.  Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition as the acquisition agreement may already be made.  Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity.  The officer and director of the Company has  limited experience in the proposed business of the Company.    (See “Risk Factors” and “Management”).

Management anticipates that it will only participate in one potential business venture.  This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another (see “Risk Factors”).

The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.  The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation.  Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect.  If any such fee is paid, it will be approved by the Company's Director and will be in accordance with the industry standards.  Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved.  Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.  Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company.  It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock.  The Company's funds are not expected to be used for purposes of any stock purchase from insiders.  The Company shareholders will not be provided the opportunity to approve or consent to such sale.  The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction.  However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement.  No other payments of cash or property are expected to be received by Management in connection with any acquisition.

The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have following the completion of and clearance of comments on   this Form 10, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less initial cost than is required to conduct an initial public offering.  The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale.  The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officer and directors of the Company has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity, as opposed to engaging in an initial public offering or registering their existing company on Form 10.

The total costs of effecting a reverse merger with the Company will likely be the same as if the business opportunity filed its own Exchange Act registration statement. A shell company (such as the Company) which already has registered its common stock on a Form 10, presents to many prospective business opportunities the perceived advantage of having passed one of the regulatory requirements (registration under Section 12 of the Securities Exchange Act) which is required for listing of the common stock on a national securities exchange or other US trading market.  On its part, the Company will likely be required, as a condition of any acquisition transaction, to retire any existing liabilities it may have and indemnify the incoming business opportunity for any unknown liabilities. Since the Company will not engage in business operations, its only expected liabilities would be for legal, accounting, and transfer agent services, for payment of its annual franchise fees, and other fees and expenses which would be arranged for by management. However, there could be unknown liabilities which the acquired company could be responsible for, including liabilities for violations of the securities laws.  The extent of unknown liabilities, by their nature (eg, unknown) cannot be predicted. Although the acquired company may require that Millennium Group indemnify them for any such liabilities, any agreement to indemnify for securities law liabilities might be unenforceable. Attempts to enforce an indemnification agreement might be costly and there can be no assurance that Millennium Group will have sufficient assets to satisfy any judgment obtained in such proceeding.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officer and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officer and director as well as indirect associations between them and other business and professional people.  It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officer and director of the Company is currently employed in other positions and will devote only a portion of his time (not more than one hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time he expects to spend full time in investigating and closing any acquisition for a period of two weeks.  In addition, in the face of competing demands for his time, the officer and director may grant priority to his full-time position rather than to the Company. The officer and director is also the sole officer and director of 7 other companies with identical structure and business purpose as the Company. As a result, the officer and director will probably only be able to devote time to an acquisition for one of the 8 companies at any one time. See "Management-Conflicts of Interest."

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company (see “Management”).  Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management.  In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.  The officer and director of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of his investigation.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks.  Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk.  In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.  There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage.  Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed.  Such risks will be assumed by the Company and, therefore, its shareholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life.  It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  It may also purchase stock or assets of an existing business.  On the consummation of a transaction,  the present management and shareholders of the Company will not be in control of the Company.  In addition, the Company's officer and director will, as part of the terms of the acquisition transaction, most likely resign and be replaced by new officers and directors without a vote of the Company's shareholders. The Memorandum and Articles of Association do not require shareholder approval for the acquisition of another company, and the Company does not expect that shareholder approval will be solicited. However, since the Company's sole shareholder is controlled by its management, and the Company does not expect to sell any additional shares prior to any acquisition, the issue of shareholder approval will not be a material factor in any acquisition.

Should we acquire a business opportunity doing business in the PRC, we may be required to structure such acquisition as a series of contractual relationships between the operating PRC company and a new PRC subsidiary of which we have direct ownership, in order to obtain control over the operating PRC company. rather than an acquisition of direct control.  This would occur if we could not obtain Chinese governmental approval in connection with a proposed acquisition of a PRC operating company, or if the operating company operates in certain restricted industries such as telecommunications or internet services in which foreign companies are not permitted to invest. the contractual relationships might include, for example,  management agreements under  which our PRC subsidiary would have the right to manage the operating PRC company in return for substantially all of the net income of  that entity.  These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the operating PRC company could fail to take actions required for our business despite its contractual obligation to do so, and we might have to rely on legal remedies under Chinese law, which we cannot be sure would be available. In addition, the individual equity owners of the operating PRC company might not always act in the best interests of the Company.

See "Risk Factors - Risks Related to Doing Business in China (applicable if we acquire a PRC business)."

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws.  In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.  While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, the officer and director of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition.  The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets.  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.  (See “Risk Factors).

The Company will not have sufficient funds to undertake any significant development, marketing and manufacturing of any products which may be acquired.  Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product.  There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of “leverage” in the acquisition of a business opportunity.  Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.  Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities.  The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired.  If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract.  These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company.  No assurance can be given as to the terms or the availability of financing for any acquisition by the Company.  No assurance can be given as to the terms or the availability of financing for any acquisition by the Company.  During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing.  Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company.  It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises.  There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company.  In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-à-vis the Company's competitors. According to the SEC's EDGAR website, there are approximately 1700 companies with the SIC code for blank checks (6770). Many of these blank checks are inactive or have already entered into an acquisition transaction,  and many other companies may have abandoned their prior line of business  and are now de facto blank check shell companies. There is no clearinghouse or central database of blank check companies, so it is impossible for management to estimate the number of potential blank check companies with which the Company will compete for business opportunities.

Regulation and Taxation

The Investment Company Act of 1940 defines an “investment company” as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities.  While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises.  The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940.  Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an “investment company.”

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Effect of Existing or Probable Governmental Regulations on Business

Upon effectiveness of this registration statement, we will be subject to the Sarbanes-Oxley Act of 2002.  This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders. Since we do not expect to solicit shareholder approval for any business combination, we do not expect to send any information or proxy statement to shareholders in connection therewith.

We will also be required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

If we are acquired by a “non-reporting issuer” under the Exchange Act, we will be required to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

We will also be prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.  Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by us while we are a shell company can be publicly sold for at least one year from when we file the Form 10 information about any acquisition, reorganization or merger that results in us no longer being considered to be a shell company.

Finally, the SEC, state securities commissions and NASAA (North American Securities Administrators Association) have expressed an interest in adopting policies that will streamline the registration process and make it easier for smaller reporting companies to have access to the public capital markets.  The present laws, rules and regulations designed to promote availability to the smaller reporting company of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

Reports to Security Holders

Upon effectiveness of this registration statement, we will be required to comply with the reporting requirements of the Exchange Act.  We will be required to file annual, quarterly and other reports with the SEC.  We will also be subject to the proxy solicitation requirements of the Exchange Act and, accordingly, will furnish an annual report with audited financial statements to our stockholders.  Copies of this registration statement may be inspected, without charge, at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Copies of this material also should be available through the Internet by using the SEC’s EDGAR Archive, which is located at http://www.sec.gov.  As of the date of this filing, the Company does not have an Internet web site.

Employees

The Company's only employees at the present time are its officer and director, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.  (See “Management”).

Item  1A.  RISK FACTORS.

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

Risks Related to Our Business

We have extremely limited assets and no source of revenue.

We have virtually no assets and have had no revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business.  Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions.  Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.  Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition.  Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes.  Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company.  The success of our plan of operation will depend to a great extent on the operations, financial condition and management of a yet to be identified business opportunity.  While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion.  In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting limited time to our affairs.  Our officer have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

The terms for any future business combination that involve related parties or affiliates may not be on terms that are comparable to what could be obtained from unaffiliated third parties.

Our management and affiliates will play an integral role in establishing the terms for any future business combination.  We do not have policies and procedures in place to govern transactions with related parties or affiliates, accordingly, these transactions may be negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

The Company currently has no business that produces revenues; however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require the Company to engage legal, accounting and auditing services.  The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require the Company to establish and maintain adequate internal controls and procedures over financial reporting.  The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting.  In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargos, risks related to import and export restrictions and taxes applicable to shipments of raw materials and finished goods across national borders, and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Risks Related to Our Stockholders and Shares of Common Stock

The Board of Directors has the right to amend the Memorandum of Association without shareholder approval, and may make amendments which reduce protection of shareholders.

As permitted by BVI law and the Memorandum of Association, the Board of Directors has the right to amend the Memorandum and Articles of Association without shareholder approval.  Therefore, the Board of Directors will have the sole power to change the name of the Company, its corporate purposes, to authorize additional shares of common stock or classes of stock with rights senior to the common stock, or to eliminate provisions which protect shareholders.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

(i)   the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.  We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ,  the New York Stock Exchange or the NYSE Amex Equities.  However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange.  After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.  In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a business combination.

It is likely that our common stock will be considered “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act.  Penny stocks generally are equity securities with a price of less than $5.00.  Penny stock rules impose additional sales practice requirements on broker-dealers.

The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.  A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We expect to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Memorandum of Association authorizes the Company to issue an aggregate of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock.  Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our Preferred Stock, if and when issued, could  be convertible into up to one trillion shares of common stock

The Company's Memorandum of Association authorizes the issuance of 100,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding.  Each share of the preferred stock shall be convertible into 10,000 shares of common stock and has the same voting, dividend and liquidation rights as common stock on an as converted basis. The Company currently has no plans to issue any preferred stock. As a result of the conversion rights of the preferred stock, if all the preferred stock is issued it will be equivalent to 1,000,000,000,000 (one trillion) common shares.

Shareholders holding only one-third of our common stock may take action at any adjourned meeting.

Our Articles of Association provide that no less than 50% of the shareholders entitled to vote constitute the quorum requisite for the conducting of business, but, if such a quorum is present and the meeting is adjourned, the requisite quorum for the continued meeting is only one-third. As a result, it is possible that shareholder actions could be approved by only 50% of the 33.33% of the shareholders which are present at the adjourned meeting, or about 16.67% of our shareholders.

Risks Related to Doing Business in China (applicable if we acquire a PRC business)

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of any  PRC subsidiary we may acquire  to remit sufficient foreign currency to pay cash or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our common stock.

 Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could limit the ability of our PRC subsidiaries to distribute dividends or otherwise adversely affect the implementation of our acquisition strategy.

The PRC State Administration of Foreign Exchange (“SAFE”), issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice clarifying the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents had been confirmed by a Foreign Investment Enterprise Certificate prior to the issuance of the January notice, each of the PRC residents is required to submit a registration form to the local SAFE branch to register his or her respective ownership interests in the offshore company. The SAFE notices do not specify the timeframe during which such registration must be completed. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of stock, or if such company is involved in a merger and an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. We will be required to notify our shareholders who are PRC residents to register with the local SAFE branch as required under the SAFE notices. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or approvals required by these SAFE notices. The failure or inability of our  PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends to us.

As it is uncertain how the SAFE notices will be interpreted or implemented, it is difficult to predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC company, we cannot assure our shareholders or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

 Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs will likely be denominated in RMB. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated liabilities into U.S. Dollars, as the U.S. Dollar would likely be our reporting currency.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject the PRC resident shareholders of us or our parent company to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005 SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them.  In addition any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. After the SAFE notice, an implementation rule on the SAFE notice was issued on May 29, 2007 which provides for implementation guidance and supplements the procedures as provided in the SAFE notice.

Due to lack of official interpretation of SAFE notice and implementation rules, some of the terms and provisions in the SAFE remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption.  It is likely that any of our PRC resident shareholders will be required to complete their respective SAFE registrations pursuant to the SAFE notice.  Moreover, because of uncertainty over how the SAFE notice and its implementation rules will be interpreted and implemented, and how or whether SAFE notice and implementation rules will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example our prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our or  PRC resident beneficial holders. In addition, such PRC residents may not always complete the necessary registration procedures required by the SAFE notice.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our or our parent company's PRC resident beneficial holders or future PRC resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our prospective subsidiary's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

PRC regulations may require us to rely on contractual arrangements for our China operations, which may not be as effective in providing control over these entities as direct ownership.

If we cannot obtain SAFE approval in connection with a proposed acquisition of a PRC operating company, or if the operating company operates in certain restricted industries such as telecommunications or internet services, we may be prohibited from obtaining direct ownership of the PRC company. Instead, we would be required to enter into a series of  contractual relationships between the operating PRC company and a new PRC subsidiary of which we have direct ownership, in order to obtain control over the operating PRC company. For accounting purposes, these PRC companies would be classified as "variable interest entities" ("VIEs"). We would be dependent on one or more VIEs in which we would have little or no equity ownership interest and must rely on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business despite their contractual obligation to do so. If the VIEs fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be available. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in the best interests of the Company.

If we operate through a VIE structure in the PRC, it could result in additional taxes and in any event PRC  law could result in our treatment as a PRC resident company on our worldwide operations.

If we are required to structure the acquisition of a PRC enterprise as a series of contractual relationships, we may  incur a business tax of up to 5% when our directly-owned subsidiaries receive the fees from the VIEs pursuant to such contracts..  Due to the uncertainties surrounding the interpretation of the tax transfer pricing rules relating to related party transactions in the PRC, it is possible that tax authorities in the PRC might in the future challenge the transfer prices that we used for the related party transactions among our entities in the PRC.

Beginning January 1, 2008, the new Enterprise Income Tax Law (the “EIT Law”) and the Implementing Rules of the EIT Law (the “Implementing Rules”) approved by the State Council became effective in China, which require, among other things, enterprises in China to submit their annual enterprise income tax returns together with a report on transactions with their affiliates to the relevant tax authorities. The EIT law and the Implementing Rules emphasize the arm’s length basis for transactions between related entities. If PRC tax authorities were to determine that any transfer pricing structure was not on an arm’s length basis and therefore constitute a favorable transfer pricing, they could request that our VIEs adjust their taxable income upward for PRC tax purposes. Such a pricing adjustment may not reduce the tax expenses of our subsidiaries but could adversely affect us by increasing our VIEs’ tax expenses, which could subject our VIEs to late payment fees and other penalties for underpayment of taxes, and/or could result in the loss of tax benefits available to our subsidiaries in China.

The EIT Law supplemented by the Implementing Rules supersedes the previous Income Tax Law (the “Previous IT Law”) and unifies the enterprise income tax rate for foreign-invested enterprises (“FIEs”) and domestic enterprises at 25%. High and new technology enterprises will continue to enjoy a preferential tax rate of 15%, but must meet the criteria defined under the EIT Law and related regulations. The EIT Law provides for a five-year transitional period for certain entities that enjoyed a favorable income tax rate of less than 25% and/or a preferential tax holiday under the Previous IT Law and was established before March 16, 2007, during which period the applicable enterprises income tax rate shall gradually increase to 25%. In addition, the EIT Law provides grandfather treatment for high and new technology enterprises that received special tax holidays under the Previous IT Law, which allows them to continue to enjoy their tax holidays until expiration provided that specific conditions are met. In addition, certain VIEs in China enjoy a favorable income tax rate of less than 25%. According to the EIT Law and the Administration Measures for Recognition of High and new Technology Enterprises, which was jointly promulgated by the Ministry of Science & Technology, the Ministry of Finance, and the State Administration of Taxation on April 14, 2008, the high and new technology enterprise status of any PRC subsidiaries is subject to an annual review and may be overturned by the Municipal Science & Technology Commission in the future. The EIT Law is relatively new and implementation practices are still being defined. If tax benefits available to us as high and new technology enterprises in China are reduced or repealed, our net effective tax rate may increase to as high as 25%.

The EIT Law also provides that enterprises established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its global income. The Implementing Rules of the EIT Law merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” We cannot predict whether our operations outside the PRC will be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the EIT Law, if the Company is treated as a resident enterprise for PRC tax purposes, we would be subject to PRC tax on worldwide income at a uniform tax rate of 25%.

Item 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

Item 2. PROPERTIES

The Company is provided a nominal amount of office space by its officer on an as needed basis.  Due to the minimal use of office space, no accrual has been made for this usage. We do not intend to pay any rent to our officer and directors for office space. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. REMOVED AND RESERVED

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information and issuance of unregistered securities

The Company's Common Stock has never traded.

(b)

Holders

As of June 30, 2011, there was 1 record holder of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

The Company does not have an equity compensation plan

. The Company currently does not anticipate having an equity compensation plan in the foreseeable future.

Company repurchases of common stock during the years ended June 30, 2011 and 2010.

None

(e)

Performance Graphic.  The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

Share issuances in 2011

All share issuances have been previously reported.

 Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-K.

We are currently a development stage company and have not recorded revenues from operations to date.  We have not established an ongoing source of revenues sufficient to cover our operating costs.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtain capital from management and significant stockholders to cover minimal expenses; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

Our expenses of $5,500 through June 30, 2011 were comprised of annual franchise fees and professional fees.  Expenses from inception on June 11, 2010 through June 30, 2010, were $2,055 and included organization expenses and professional fees.

As of June 30, 2011, the Company had assets equal to $20 comprised exclusively of cash.  This compares with assets of $3,945, comprised exclusively of cash, as of June 30, 2010.   The Company’s current liabilities as of June 30, 2011 totaled $1,575, comprised exclusively of monies due to our shareholder. This compares to the Company’s current liabilities equal to $0, as of June 30, 2010.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

For the period

from

June 11, 2010

Year Ended

Year Ended

(Inception) to

June 30, 2011

June 30, 2010

June 30, 2011

Net Cash (Used in) Operating Activities

$

(5,500)

$

(2,055)

$

(7,555)

Net Cash (Used in) Investing Activities

$

--

$

--

$

--

Net Cash Provided by Financing

1,575

$

6,000

$

7,575

   Activities

$

Net Increase/(Decrease) in Cash and

$

(3,925)

$

3,945

$

20

   Cash Equivalents

The Company has only cash assets and has generated no revenues since inception. The Company may be dependent upon the receipt of capital investment or other financing to fund the combined company following any acquisition or combination with a private operating company. In addition, the Company is dependent upon Millennium Group to provide continued funding and capital resources. The shareholder has verbally represented to management that it has sufficient cash resources to fund our annual expected cash requirements of $4,000 per year for the next two years.  If the shareholder determines not to loan funds after June 30, 2013 our plan of operations would terminate.

The type of business opportunity with which we acquire or merge will affect our profitability for long term.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

We anticipate that the selection of a business combination will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In January 2011, the FASB issued the following ASC Updates:

In January 2011, the FASB issued the ASU No. 2011-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2011. We do not expect that the adoption of this guidance will have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2011. The Company does not expect the provisions of ASU 2011-19 to have a material effect on the financial statements of the Company.

Commitments and Contingencies

The Company did not record any legal contingencies as of June 30, 2011.

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable since the Company is a smaller reporting company.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements include the following:

CHINA HIGHLANDS LIMITED

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

China Highlands Limited

(A Development Stage Company)

We have audited the accompanying balance sheets of China Highlands Limited, (hereafter the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from the date of inception on June 11, 2010 to June 30, 2011, and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and cash flows for the period from the date of inception on June 11, 2010 to June 30, 2011 then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 and 2010, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Sam Kan & Company

__________________________

Sam Kan & Company,

September 22, 2011

Alameda, California

NOBLE CHINA  HOLDINGS LIMITED

(A Development Stage Enterprise)

BALANCE SHEETS

	JUNE 30,	JUNE 30,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$20	$3,945

Total Current Assets	20	3,945

Total Assets	20	$3,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities - Notes payable	$1,575	-

Total Liabilities (All Current)	$1,575	$-

Stockholders' Equity (Deficit)
Preferred stock, no par value, 100,000,000
shares authorized; 0 shares issued and outstanding
at June 30, 2011 and 2010	--	--

Common stock, no par value, 1,000,000,000 shares
authorized; 400,000 shares
issued and outstanding, at June 30, 2011 and 2010	6,000	6,000
Additional Paid In Capital	--	--
Retained Earnings (Deficit) accumulated during the development stage	(7,555)	(2,055)
Total stockholders' Equity (Deficit)	(1,555)	3,945

Total Liabilities and Stockholders’ Equity (Deficit)	$20	$3,945

See accompanying Notes to Financial Statements.

NOBLE CHINA  HOLDINGS LIMITED

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			For the Period
	For the Year	For the Year	From Inception
	Ended	Ended	on June 11, 2010
	June 30, 2011	June 30, 2010	to June 30, 2011

Revenue	$--	$--	$--

Operating Expenses
General and administrative	5,500	2,055	7,555
Total Operating Expenses	5,500	2,055	7,555

Income (Loss) From Operations	(5,500)	(2,055)	(7,555)
	--	--	--
Interest and other income (expenses)

Income before income taxes	$(5,500)	$(2,055)	$(7,555)

Provisions for income tax	--	--	--

Net Income (Loss)	$(5,500)	$(2,055)	$(7,555)

Basic and diluted Income
(loss) per common share	$(0.01)	$(0.01)

Weighted average shares
outstanding	400,000	400,000

See accompanying Notes to Financial Statements.

CHINA HIGHLANDS LIMITED

 (A Development Stage Company)

Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Common Stock		Accumulated
	Shares		Amount		Deficit		Total
Beginning Balance, June 11, 2010 (Inception)	_	$	_	$	_	$	_

Common stock issued for cash	400,000		6,000		_		6,000
	_		_
Net Loss for the Period of June 11, 2010 to June 30, 2010					(2,055)		(2,055)

Ending balance on June 30, 2010	400,000		6,000		(2,055)		3,945
	_
Net Loss for the ended Period June 30, 2011			--		(5,500)		(5,500)
Ending Balance, June 30, 2011	400,000		6,000		(7,555)		(1,555)

See accompanying Notes to Financial Statements.

CHINA HIGHLANDS LIMITED

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

						For the period
						from
						11-Jun-10
		Year Ended		Year Ended		(inception) to
		June 30, 2011		June 30, 2010		June 30, 2011
Cash flows from operating activities
Net (loss)		$(5,500)		$(2,055)		$(7,555)
Adjustments to reconcile net Loss		_		_		_
to net cash used in operating activities:
Net cash used or (provided) in operating activities		(5,500)		(2,055)		(7,555)

Cash flows from investing activities		_		_		_

Cash flows from financing activities
Proceeds from sale of stock				6,000		6,000
Proceeds from note payable		1,575				1,575
Net cash provided by financing activities		1,575		6,000		7,575

Net change in cash		(3,295)		3,945		20

Cash at beginning of period		3,945		_		_

Cash at end of year		$20		$3,945		$20

Supplemental cash flow Information:

Cash paid for interest	$	_	$	_	$	_

Cash paid for income taxes	$	_	$	_	$	_

See accompanying Notes to Financial Statements

CHINA HIGHLANDS LIMITED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING JUNE 30, 2011 AND 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Noble China  Holdings Limited (the Company), a company organized in the British Virgin Islands (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

The Company was organized in the British Virgin Islands on June 11, 2010 under the same name. The Company is a development stage company.  The Company intends to locate a potential merger candidate and complete a merger.  The Company's fiscal year end is June 30.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. Since he Company has been in the developmental stage since inception and has no operations to date, there was no accounts receivable at June 30, 2011 or June 30, 2010.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no advertising expense for the year ending June 30, 2011 or from the inception period of June 11, 2010 to June 30, 2011.

Stockholders’ Equity: Common and Preferred stock

The authorized common stock of the Company consists of 1,000,000,000 shares with no par value and the authorized preferred stock of the Company consists of 100,000,000 shares with no par value.  On June 11, 2010, the Company authorized the issuance of 400,000 shares of its no par value common stock at $0.015 per share in consideration of $6,000 in cash.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share,” which now resides with ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  As of June 30, 2011, the Company had 400,000 common shares outstanding.  As of June 30, 2011 and since inception, the Company had no dilutive potential common shares.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

Loss

Shares

Per Share

(Numerator)

(Denominator)

Amount

From Inception on June 11, 2010 to

  Period Ended June 30, 2011

$

(7,555)

400,000

$

(0.02)

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Provision for Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components from Inception on June 11, 2010 to June 30, 2011:

          Since

    2011 _                  2010

     Inception

Deferred tax assets NOL Carryover

                     $  1,870                 $   699

      $  2,569

Valuations Allowance

                     (1,870)                      (699)                 (2,569)

Net Deferred Tax Asset

                     $            -               $           -

      $           -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended June 30, 2010 due to the following:

Through June 30, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the period ended June 30, 2011, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At June 30, 2011, the Company had an operating loss carry forward of $7,555 that can be used as an offset against future taxable income. No tax benefit has been reported in the June 30, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in the ownership occurs, net operating loss carry forwards may be limited as to use in the future.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Fair Value of Financial Instruments

As of June 30, 2011, the fair value of cash, advances, and accounts payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our Financial Statements.

On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which now resided with ASC 105, “Generally Accepted Accounting Principles.” ASC 105 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which now resides with ASC 810, “Consolidation.” ASC 810 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 140/166, “Accounting for Transfers of Financial Assets,” an amendment of FAS 140, which now resides with ASC 860, “Transfers and Servicing.” ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company’s results of operations, financial condition or cash flows.

In May 2009, the FASB issued FAS 165, “Subsequent Events,” which now resides with ASC 855, “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial condition or results of operation.

Long-lived Assets-Technology

The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

As of June 30, 2011, the Company did not have any long-lived assets. The above accounting policies will be adopted upon the Company maintains any long-lived assets.

Concentration of Risk

Cash – The Company at times may maintain a cash balance in excess of insured limits. At June 30, 2011, the Company has no cash in excess of insured limits.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives

Office Equipment

5-10 years

Copies

5-7 years

Vehicles

5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.  For audit purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

NOTE B – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company had no revenues, for the year ended June 30, 2011 and the period June 11, 2010 (inception) to June 30, 2010.  The Company incurred a net loss of $5,500 for the year ended June 30, 2011 and incurred a net loss of $2,055 from inception on June 11, 2010  to June 30, 2010. The Company had a working capital balance of $20 at June 30, 2011.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company intends to find a potential merger candidate and complete a merger.  .

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE C – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

NOTE D – COMMON STOCK

The Company is authorized by its Memorandum and Articles (equivalent to Article of Incorporation and Bylaws) to issue up to 1,000,000,000 Common Stock. It is also authorized to issue up to 100,000,000 shares of Preferred Stock which can, by the action of its Board of Directors, issue these shares with different series and characteristics.  None of the Preferred Shares have been issued as of June 30, 2011.

On June 11, 2010, the Company sold 400,000 shares of its no par value common stock at $0.015 per share to Millennium Group, Inc for consideration of $6,000 in cash. Proceeds from the issuances of common stock were mainly applied to professional fees for the incorporation of the Company with any excess balance held by the Company’s attorney’s trust account. The price of the common stock issued to them was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no material assets.

NOTE E – RELATED PARTY TRANSACTIONS

The Company’s sole director and president, Jeremy Mork, is the brother of the owner of Millennium Group, Inc. which is the major shareholder of the Company.

NOTE F – WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE G – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2011) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our President concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended June 30, 2011.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION

               Not applicable

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  Directors may be removed with or without cause by shareholders holding 75% of the voting shares, and by the Board of Directors for cause.  The officer serves at the pleasure of the Board of Directors.  Information as to the director and executive officer of the Company is as follows.  The officer and director holds similar positions in seven other “blind pool-blank check” companies.  See “Conflicts of Interest.”

Jeremy Mork, 41, Director and Officer.  Jeremy Mork is our sole director and officer.  Since 2000 Mr. Mork has served as a manager for Millennium Group, where he provides management services, company review, due diligence review and company advisory.   Millennium Group focuses on assisting companies in strategic planning and mergers and acquisitions with special expertise with companies based in the Peoples Republic of China.  Millennium Group performs management and corporate strategy consulting, mainly to companies pursuing cross border strategies.    Millennium also provides company studies and due diligence reviews of Chinese companies, typically for US clients seeking to do business with those clients. Millennium is compensated on a fee basis for its services, which fees may be paid in shares of the Chinese company, and not on any commission basis. Jeremy Mork is the brother of Jonathan Mork, the control person of Millennium Group, Inc, our sole shareholder.   Prior to Millennium Group, Jeremy Mork worked as a trading market analyst/reporter at Redchip Review, a smallcap research and media company. Jeremy Mork's experience at Millennium Group has provided him with the experience believed necessary to evaluate potential business opportunities and to bring any proposed acquisition to completion.  Mr. Mork attended college at St. Cloud State University in Minnesota.

Jeremy Mork is also the sole director and officer of seven companies which are identical in structure and business purpose to the Company: China Golden Star Holdings Limited, China Rising Star Limited, Noble China Holdings Limited, Dunhuang Treasures Limited, China Bright Star Limited, Red Jade Limited, and Summer Highlands Limited. All of these companies have also filed Form 10s with the Securities and Exchange Commission and therefore on October 29, 2010 these companies, together with the Company, had their common stock registered under the Securities Exchange Act of 1934. See "Conflicts of Interest" below.

Millennium Group owns 5,468,500 shares, or 85.4% of Lunar Growth Corporation, a Cayman Islands "shell" company incorporated on September 27, 2006. Lunar Growth Corporation filed a Form 10 on December 4, 2006 and has not engaged in any reverse merger transaction. There have been no failed reverse merger attempts by Lunar Growth Corporation. Millennium Group owns 5,468,500 shares, or 85.4% of Pan Asian Corporation, a Cayman Islands "shell" company incorporated on September 27, 2006. Lunar Growth Corporation filed a Form 10 on December 4, 2006 and has not engaged in any reverse merger transaction.  There have been no failed reverse merger attempts by Lunar Growth Corporation. Millennium Group is a passive investor in these two entities and does not intend to provide any input into these entities' search for an acquisition target while the companies described in the preceding paragraph are also seeking for an acquisition.

Conflicts of Interest

A conflict of interest now exists and will continue to exist between the Company and its sole officer and director due to the fact that such officer and director has full time employment with Millennium Group to which he will devote his primary attention.  Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

In addition, the officer and director of the Company holds identical positions with seven other companies engaged in the same business as the Company: China Golden Star Holdings Limited, China Rising Star Limited, Noble China Holdings Limited, Dunhuang Treasures Limited, China Bright Star Limited, Red Jade Limited, and Summer Highlands Limited.  In the event a business opportunity is presented to the management, they will present the opportunity to the Company and to these companies in a random order of priority. None of these companies will pay any of management, its shareholders or any of their affiliates any compensation or expenses prior to entering into a definitive agreement. The expenses incurred by these persons in seeking for suitable acquisitions will be borne by each of them personally and reflected in the financial statements of the particular company to whom the opportunity is presented as an expense and as a contribution to capital.

The promoters of the Company, and the above 7 affiliated companies, Jeremy Mork and Jonathan Mork,  determined to form 8 sister companies because in Chinese culture 8 is a lucky number because the word for "8" sounds like the word for "fortune" or "wealth."  For example, it is well known that the opening ceremony for the Beijing Olympics commenced on 08/08/08 at 08:08:08.

Should one of these 8 companies offer its securities prior to the consummation of any acquisition to any party other than Millennium Group, then there could exist a conflict of interest in Millennium Group's presentment of a business opportunity to one particular company of the 8 companies.  Management has determined that neither the Company nor any of the other 7 companies shall make any offering of securities prior to the closing of any acquisition so that this issue does not arise. If Management were to change this policy, it recognizes that it would present the Company with a potential conflict and therefore will not make such a change in its intentions. The 8 companies must necessarily remain identical until any acquisition is made.   It should also be noted that pursuant to Section 9.3 of our Articles of Association, and Section 4 of the BVI Companies Act, 2004 (the "BVI Act"), the Company is a "subsidiary" of Millennium Group and for purposes of the BVI Act, Millennium Group is the "holding company" of the Company. Under Section 120(2)of the BVI Act, for so long as Millennium Group is the sole shareholder of the Company, a director of the Company may deem any corporate action which is in the best interest of Millennium Group to also be in the best interests of the Company, even though it may not in fact be in the best interests of the Company.

The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officer and director or affiliated entities.  There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officer and director are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs.  Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

Code of Ethics

China Highlands Limited has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2011.  China Highlands Limited has no plans to adopt a code of ethics due to our limited operations.

Audit Committee Financial Expert

China Highlands Limited does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Noble China  Holdings Limited's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish China Highlands Limited with copies of all Section 16(a) forms they file.  The Company's common stock did not become registered under the Exchange Act until after the year ended June 30, 2011, so Section 16(a)  is not applicable to the Company.

Item 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's sole executive officer for the years ended June 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeremy Mork, CEO and CFO	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

 Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Director Compensation

Currently our director serves without compensation.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's director and executive officer, and by all of the Company's director and executive officer as a group.  The address of each person is in care of the Company.

Percentage

Name of

Number of

of Outstanding

Stockholder

Shares Owned

Common Stock

Jeremy Mork(1)

--

--

Millennium Group, Inc.(1)

Director

400,000

100.0%

All officers and directors

as a group

--

--

(1)

Millennium Group, Inc.  is an entity controlled by Mr. Jonathan A. Mork, the brother of our President and sole Director Jeremy Mork. Jeremy Mork is a manager of Millennium Group but does not have voting or  investment power over Millennium Group, nor is he a party to any contract or arrangement under which he could become the "beneficial owner" of the shares held by Millennium Group, as such term is defined in Securities Exchange Act Rule 13d-3.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On incorporation of the Company on June 11, 2010, Millennium Group purchased 400,000 shares of our common stock for $6,000 cash.  Our President Jeremy Mork is a manager of Millennium Group but does not control Millennium Group. Millennium Group is owned and controlled by Jonathan Mork, the brother of Jeremy Mork. Each of Millennium Group, Jeremy Mork and Jonathan Mork are "promotors" of the Company. Millennium Group owns 100% of the voting securities of the Company and is its parent. The terms of the stock purchase were determined arbitrarily by the three promoters and bears no relationship to the value of the Company's common stock.

Director Independence

Our Board of Directors has determined that our sole director, Jeremy Mork, does not qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

            During the period covering the fiscal years ended June 30, 2011 and 2010, our principal accounting firm Sam Kan & Associates was paid $1,250 in fiscal 2011 for audit fees for the year ended June 30, 2010 and $750 in review fees for the interim 2011 financial statements.

Tax Fees

 None.

All Other Fees

None.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Sam Kan & Associates as our independent registered public accounting firm, was approved by the Board of Directors.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)

Exhibits.  The following exhibits of the Company are included herein.

Number

Description

3.1

Memorandum of Association, as amended and restated March 8, 2011 (1)

3.2

Articles of Association, as amended and restated March 8, 2011 (1)

31.1

Certification of Chief Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a)(2)

32.1

Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350(2).

(1)

Incorporated by reference with the exhibit so numbered in Amendment 5 to the Company's Registration Statement on Form 10, file number 0-54100.

(2)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2011.

NOBLE CHINA  HOLDINGS LIMITED

By:

/s/ Jeremy Mork

Jeremy Mork

Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 28, 2011.

By:

/s/ Jeremy Mork

Chief Executive and Financial Officer and Director

Jeremy Mork

(principal executive, accounting and financial officer)